Form 10-Q
period 2020-06-30
Pelican Delivers, Inc.
filed 2020-09-10
CIK 1802830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-236368

Pelican Delivers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-2840823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3100 Bucklin Hill Rd, Suite 220, Silverdale, WA 98383
(Address of principal executive offices)

(360) 328-2297
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,660,000 as of August 31, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019;
F-2	Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);
F-3	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (unaudited);
F-4	Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited); and
F-5	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED BALANCE SHEETS

AS OF

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,742	$51,970
Accounts receivable	1,004	474
Prepaid expenses	8,472	—
TOTAL CURRENT ASSETS	26,218	52,444

FIXED ASSETS, NET	5,701	8,061

OTHER ASSETS
Intangible assets, net	558,289	625,284
Operating lease right-of-use asset	11,456	19,549
Security deposit	2,000	2,000
TOTAL OTHER ASSETS	571,745	646,833
TOTAL ASSETS	$603,664	$707,338
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$184,847	$12,675
Operating lease liability – current portion	11,456	16,624
TOTAL CURRENT LIABILITIES	196,303	29,299
LONG-TERM LIABILITIES
Operating lease liability – net of current portion	—	2,925
Due to shareholders	497,915	283,410
TOTAL LIABILITIES	694,218	315,634

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019)	—	—
Common stock ($0.001 par value; 90,000,000 shares authorized; 13,660,000 shares issued and outstanding at June 30, 2020 and 13,600,000 shares issued and outstanding at December 31, 2019)	13,660	13,600
Additional paid-in capital	889,926	889,618
Accumulated deficit	(994,140)	(511,515)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(90,554)	391,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$603,664	$707,338

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUE
Revenue	$6,072	$—	$17,773	$—
Revenue – related parties	9,429	—	13,965	—
Total revenue	15,501	—	31,738	—
Cost of revenue	506	—	1,252	—
GROSS PROFIT	14,995	—	30,486	—

OPERATING EXPENSES:
Compensation	42,482	—	76,440	—
Advertising and marketing	11,457	2,755	33,497	4,614
Amortization expense	33,498	—	66,995	—
Bank service charges	1,088	36	1,814	106
Depreciation expense	(33)	132	663	206
Dues and subscriptions	—	—	—	63
Legal and professional services	41,065	5,000	107,156	5,000
Legal and professional services - related party	54,625	—	72,158	—
Merchant bank fees	2,504	135	3,671	795
Office expense	11,431	375	19,477	568
Rent expense	6,873	6,873	13,746	9,164
Software expense	—	—	1,120	—
Software expense - related party	45,000	—	90,000	—
Travel expense	6,318	—	21,640	—
Utilities	91	—	182	—
Other	—	734	1,059	734
Total operating expenses	256,399	16,040	509,618	21,250
LOSS FROM OPERATIONS	(241,404)	(16,040)	(479,132)	(21,250)

OTHER EXPENSE
Interest expense	1,548	3,503	3,493	7,511
Total other expense	1,548	3,503	3,493	7,511
LOSS BEFORE INCOME TAXES	(242,952)	(19,543)	(482,625)	(28,761)
INCOME TAXES	—	—	—	—
NET LOSS	$(242,952)	$(19,543)	$(482,625)	$(28,761)
NET LOSS PER COMMON SHARE	$(0.018)		$(0.035)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,660,000		13,641,868

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2020 (Successor)

and 2019 (Predecessor)

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
PREDECESSOR
Balances as of January 1, 2019	—	$—	$1,305	$(6,148)	$(4,843)
Capital contributions from shareholders	—	—	1,500	—	1,500
Net loss	—	—	—	(9,218)	(9,218)
Balance, March 31,2019	—	—	2,805	(15,366)	(12,561)
Net loss	—	—	—	(19,543)	(19,543)
Balances as of June 30, 2019	—	$—	$2,805	$(34,909)	$(32,104)

SUCCESSOR
Balances as of January 1, 2020	13,600,000	$13,600	$889,618	$(511,515)	$391,703
Common shares issued for services	60,000	60	32	—	92
Net loss	—	—	—	(239,673)	(239,673)
Balance as of March 31, 2020	13,660,000	$13,660	$889,650	$(751,188)	$152,122
Common shares issued for services	—	—	276	—	276
Net loss	—	—	—	(242,952)	(242,952)
Balances as of June 30, 2020	13,660,000	$13,660	$889,926	$(994,140)	$(90,554)

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,625)	$(28,761)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense - intangible assets	66,995	—
Amortization of right-of-use asset	8,093	3,469
Depreciation expense	663	206
Amortization of debt discount	—	7,511
Common shares issued for services	368	—
Expenses paid by shareholders	34,786	19,751
Write-off of fixed assets	1,696	—
Changes in operating assets and liabilities:
Prepaid expenses	(5,451)	—
Accounts receivable	(530)	—
Accounts payable and accrued expenses	172,172	—
Due to shareholders accrued interest	3,493	—
Operating lease liabilities	(8,093)	(3,469)
Net cash used in operating activities	(208,433)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	173,205	—
Shareholder capital contributions	—	1,500
Payments on short term loans	—	—
Net cash provided by financing activities	173,205	1,500

NET INCREASE (DECREASE) IN CASH	(35,228)	207

Cash - beginning of period	51,970	881
Cash - end of period	$16,742	$1,088

Non-cash transactions:
Prepaid expenses paid by shareholders	$3,021	—
Acquisition of fixed assets paid by shareholders	$—	$6,695
Software development paid by shareholders	$—	$223,200
Software development through use of deposit	$—	$55,800
Refundable security deposit paid by shareholders	$—	$2,000
Short-term debt paid by shareholders	$—	$150,000
Right-of-use asset addition under ASC 842	$—	$30,607
Operating lease liability assumed under ASC 842	$—	$30,607

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY HISTORY AND NATURE OF OPERATIONS

Pelican Delivers, Inc. ("Pelican Delivers (NEVADA)" or the "Company") was incorporated on August 23, 2019 in the State of Nevada as a for-profit Company and established a calendar year end.

The Company is a cannabis delivery software company (app and web). The Company's superior business model, IP and technology facilitates dynamic workflow of orders, real time lead generation for delivery drivers, escrow, release and transfer of funds and authentication of customer identity. It complies with state laws and is not violative of interstate commerce. The Company plans to deliver cannabis and cannabis related products to consumers or end-users in any state that possesses a recreational or medical program with licensing. The Company’s customers consist of both dispensaries, that subscribe to the Company’s platform to facilitate the distribution of cannabis products from their dispensaries to end-users, as well as drivers who provide delivery service to end-users. Revenue streams for Pelican consist of: Dispensary membership fees, transaction fees based upon the gross order amount, processing fees, and delivery fees. For pick-up orders there is also a customer pick up fee, in lieu of a delivery fee. The founders and executive management possess decades of experience and have operated in all verticals within the cannabis industry.

On September 30, 2019, the Company entered into and executed a merger agreement with Pelican Delivers, Inc. (WASHINGTON), a Washington corporation. In exchange for the Pelican Delivers, Inc. (WASHINGTON) shares surrendered by its shareholders, Pelican Delivers, Inc. (NEVADA) issued and transferred to them an aggregate of 9,600,000 shares of restricted Pelican Delivers Inc. (NEVADA) common stock at a par value of $0.001.

Upon effect of the merger agreement, the separate existence of Pelican Delivers, Inc. (WASHINGTON) ceased and Pelican Delivers, Inc. (NEVADA) succeeded, without other transfer, to all rights and properties of Pelican Delivers, Inc. (WASHINGTON) and is subject to all debts and liabilities of such corporation in the same manner as if the surviving corporation had incurred them. In addition, Pelican Delivers, Inc. (WASHINGTON) transferred "A System and Methods for Network-Implemented Cannabis Delivery" ("the patent") and related software rights owned by Pelican Delivers, Inc. (WASHINGTON) to Pelican Delivers, Inc. (NEVADA) as part of the effectuation of the merger.

NOTE 2 – GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company has incurred losses since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain its operations. In addition, the State of Washington Liquor/Cannabis Control Board recently issued violation notices to cannabis dispensaries informing them that the delivery of cannabis for financial consideration is prohibited under Washington State Law, and the use of the Company’s delivery service is a violation of their license. As a result, all unrelated dispensaries in the state of Washington have discontinued the use of the Company’s delivery service. Management plans to address this issue by having the Company’s related dispensaries file an administrative appeal of the prohibition, increasing lobbying efforts to clarify the law to allow for payment for delivery services within Washington State, and to quickly begin operations in other states which do not have a prohibition on paid cannabis delivery services. If this administrative position is followed by other states, the Company’s entire business plan related to its future growth and advancement as a cannabis delivery service could be substantially and severely impacted or even fail. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary debt or equity financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. However, no assurance can be given at this time that we will be able to achieve these objectives. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and a public capital raise. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. The interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s registration statement on Form S-1/A filed with the SEC on July 29, 2020, from which the accompanying balance sheet as of December 31, 2019 was derived.

Certain financial statement amounts may not add or agree due to rounding.

The financial statements of the Company as of and for the three months ended June 30, 2020 are labeled as "Successor." Prior to the merger, the financial statements of Pelican Delivers, Inc. (WASHINGTON) for the three months ended June 30, 2019 are labeled as "Predecessor".

Business combinations

The Company accounted for the exchange of shares between Pelican Delivers, Inc. (NEVADA) and Pelican Delivers, Inc. (WASHINGTON), which occurred on September 30, 2019, pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-50, Transactions between Entities under Common Control. Accordingly, all prior financial information has been presented to reflect this transaction as a "pooling of interests" as of the earliest period presented under common control.

When accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. If the receiving entity issues equity interests in the exchange, the equity interests issued are recorded at an amount equal to the carrying amount of the net assets transferred, even if the fair value of the equity interests issued is reliably determinable.

The financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period in which common control was established. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period in which common control was established to the date the transfer is complete, and those of the combined operations from that date to the end of the period. Common control was established between these entities on August 23, 2019, the date of incorporation of the Pelican Delivers, Inc. (NEVADA), and therefore, this transaction was recorded as if the merger occurred on August 23, 2019 (the "Merger Date").

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. On an ongoing basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to deferred tax valuation allowance, stock-based compensation, accounts receivable reserves, and future cash flows associated with impairment testing for intangible and other long-lived assets. Actual results could differ from these good faith estimates and judgments.

Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and prepaid expenses, accounts payable and short-term debt approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2020.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the remaining term of the related lease or the estimated useful life of the asset. The useful lives are as follows:

Computer equipment	3 years
Office equipment	3 years
Furniture and fixtures	5 years

Maintenance and repairs will be charged to operations as incurred. Expenditures that substantially increase the useful lives of the related assets are capitalized. When fixed assets are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the six months ended June 30, 2020 and 2019, the Company did not impair any long-lived assets.

Intangible Assets

The Company capitalizes certain costs incurred with developing or obtaining internal-use software when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed. Development and acquisition costs are capitalized when the focus of the software project is either to develop new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use. Capitalized software costs are included in intangible assets in the balance sheet and are amortized using the straight-line method over the estimated useful lives of the software which is estimated to be five years.

The Company also capitalizes the costs of purchased and internally developed patents. Capitalized patent costs are amortized on a straight-line basis over the shorter of the remaining patent term or useful life of the patent which has been estimated to be five years. Costs of patents included on the condensed balance sheet at June 30, 2020 and December 31, 2019 represent legal costs. If a patent application is denied, the costs will be expensed. Costs that do not meet capitalization criteria are expensed as incurred.

Revenue recognition

The Company accounts for revenue under FASB ASC Topic 606, Revenue from Contracts with Customers. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of the new standard, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured.

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we are entitled to in exchange for those promised goods or services (the "transaction price"). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that when the uncertainties with respect to the amount are resolved a significant reversal in the amount of cumulative revenue recognized will not occur. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties.

The Company enters into agreements with dispensaries and drivers to use its platform, which defines the fees to be charged for each service. Upon acceptance of a transaction, the dispensary and driver agree to perform the services as requested by an end-user. The acceptance of a transaction request combined with the agreement establishes enforceable rights and obligations for each transaction. A contract exists between the Company and the dispensary and driver after the dispensary and drivers accept a transaction request and the dispensary’s and driver’s ability to cancel the transaction lapses. End-users access the platforms for free and the Company has no performance obligation to end-users. As a result, end-users are not the Company's customers.

The Company has the following four service fees to generate revenues through connecting the contracting buyers, sellers, and delivery persons:

Dispensary Membership Fee

The Company will earn and revenue is derived from a fixed monthly fee from dispensaries for access to, and placement of their products on, the Company's interactive website and mobile application platform. Revenue will be recognized over time and ratably over the term of the contract. Any amounts paid in advance of our ability to recognize revenue are deferred. Promotions and discounts may be available on membership fees. The Company records the cost of these promotions as a reduction of revenue at the time the product is delivered.

Sales Transaction Fee

The Company will retain a percentage of each gross order amount processed through the Company's service site. The sales transaction fee will be recorded when the driver picks up the order from the dispensary.

Transaction Processing Fee

The Company will earn a fixed fee for processing for each delivery set up and made through the Company's service site and for each scheduled pick-up of a product by a customer from one of the dispensaries in the network. The transaction processing fee will be recorded at the point in time in which driver or the customer picks up the order.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Delivery Fee

The Company will also earn a percentage of the delivery fees earned by drivers for each transaction. The Company derives its delivery revenue primarily from service fees paid by end-users for delivery services on successfully completed orders via the Company’s application. The revenue for these services is based on the amount charged to the end-user. The delivery fee will be recorded at the point in time in which the end-user obtains control over the promised good through delivery and the transaction is executed. Promotions and discounts may be available on delivery services. The Company records the cost of these promotions as a reduction of revenue at the time the product is delivered.

The Company’s activities satisfy the performance obligations on delivery transactions and pick up transactions, which is to connect drivers and dispensaries with end-users, when the product is picked up from the dispensary for sales and transaction processing fees. The delivery portion of the obligation is completed when the goods are delivered to the customer. The performance obligation for the dispensary membership fees is satisfied when a dispensary is set-up on the Company’s platform and the Company provides access to products on the web site.

Judgment is required in determining whether the Company is a principal or agent in transactions with dispensaries, drivers and end-user customer. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the end-user and is the principal (i.e. "gross"), or the Company arranges for other parties to provide the service to the end-user and is an agent (i.e. "net"). For dispensaries and delivery transactions, the Company's role is to provide the service to dispensaries and drivers to facilitate a successful delivery service to end-users. The Company concluded it does not control the good or service provided by dispensaries and drivers to end-users as (i) the Company does not pre-purchase or otherwise obtain control of the products and drivers goods or services prior to its transfer to the end-user; and (ii) the Company does not direct dispensaries and drivers to perform the service on the Company’s behalf, and dispensaries and drivers have the sole ability to decline a transaction request. As part of the Company's evaluation of control, the Company reviews other specific indicators to assist in the principal versus agent conclusions. The Company is not primarily responsible for dispensaries and driver services provided to end-users, nor does it have inventory risk related to these services. Therefore, the Company acts as an agent by connecting end-users seeking delivery services with drivers and dispensaries looking to provide these services.

Dispensaries and drivers are the Company's customers and pay the Company for each successfully completed transaction with end-users. The Company's obligation in the transactions are satisfied upon completion by drivers and dispensaries of a transaction. In the transactions with end-users, the Company acts as an agent by connecting end-users seeking product and delivery services with dispensaries and drivers looking to provide these services. Accordingly, the Company recognizes revenue on a net basis for delivery services and sales transaction fees, representing the fee the Company expects to receive in exchange for the Company providing the service to dispensaries and drivers. The Company records refunds to end-users that it recovers from dispensaries as a reduction to revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents uncollected payments from end-users for completed transactions where the payment method is credit card and includes (a) end-user amounts not yet settled with payment service providers, and (b) end-user amounts settled by payment service providers but not yet remitted to the Company.

Cost of Revenue

Cost of revenue primarily consists of additional payments to drivers which are paid as incentives to the drivers.

Advertising and Marketing

Advertising and marketing expenses primarily consist of social media and web-based advertisements. The Company expenses advertising and other promotional expenditures as incurred.

Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05 (the "Subtopic"). The Subtopic clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of June 30, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

Leases

The Company accounts for leases under ASU 2016-02, Leases (Topic 842), as amended ("ASC 842"). The standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classify as either operating or finance leases.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation (“ASC 718”) for awards issued to employees and ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, for share-based payment transactions for acquiring goods and services from nonemployees.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per share data

ASC Topic 260 Earnings per Share, requires presentation of both basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period including common shares to be issued to service providers that were vested as of the balance sheet date and not subject to forfeiture based on performance or other conditions. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and six months ended June 30, 2020, the Company had 150,000 (weighted average) of stock options, which were not included in the earnings per share calculation because they were anti-dilutive.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amends the impairment model for available for sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020. The adoption of this standard did not have any material impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in ASC 820, “Fair Value Measurement” (“ASC 820”). The new standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020. The adoption of this standard did not have any material impact on the Company's financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to remove specific exceptions to the general principles in Topic 740 and to simplify accounting for income taxes. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - REVENUE

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Monthly membership revenue – Monthly fee paid by dispensaries for access to, and placement of their products on, the Company's interactive website and mobile application.

Order fee revenue – Delivery fee and related fees include fees for delivery, the sales transaction fee and transaction processing fees.

The following tables present the Company’s revenues disaggregated by revenue source.

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Successor)	(Predecessor)
REVENUE
Monthly membership revenue	$2,970	$—	$11,970	—
Order fee revenue	3,102	—	5,803	—
Monthly membership revenue – related party	2,970	—	5,970	—
Order fee revenue - related parties	6,459	$—	7,995	—
Total revenue	$15,501	$—	$31,738	—

Contract Balances

The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material.

Note 6 – PROPERTY AND EQUIPMENT

Fixed assets as of June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Computer equipment	$3,737	$3,738
Furniture and fixtures	1,818	3,514
Office equipment	2,579	2,579
Accumulated depreciation	(2,433)	(1,770)
Total	$5,701	$8,061

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2020 and December 31, 2019, are summarized as follows:

	Useful lives (in years)	June 30, 2020 (unaudited)	December 31, 2019
Amortizable intangible assets:
Software assets	5	$644,927	$644,927
Patent	5	25,020	25,020
Amortizable intangible assets		669,947	669,947
Less accumulated amortization		(111,658)	(44,663)
Total intangible assets, net		$558,289	$625,284

Estimated amortization expense for each of the next five years is as follows:

Years ended December 31,
2020 – remaining six months	$66,995
2021	133,989
2022	133,989
2023	133,989
2024	89,327
Total	$558,289

The software assets and patent were acquired through the merger with Pelican Delivers, Inc. (WASHINGTON). The software assets were originally acquired from a third-party on October 29, 2018 in the amount of $365,927, and further developed through a software development agreement totaling $279,000.

The patent acquired consists of capitalized legal costs incurred in developing and obtaining the patent and totals $25,020.

During the three months ended June 30, 2020 and 2019 the Company recorded intangible assets amortization expense of $33,498 and $0, respectively. During the six months ended June 30, 2020 and 2019 the Company recorded intangible assets amortization depreciation expense of $66,995 and $0, respectively.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – DUE TO SHAREHOLDERS

The Company has not yet established firm arrangements for financing and to date has been financed by the shareholders. The shareholders, or companies they control, have paid for various expenses and liabilities of the Company and all amounts have been recorded as due to shareholders.

During the six months ended June 30, 2019, the shareholders paid $150,000 toward the short-term debt of the Company, $223,200 for software development, $6,695 for the acquisition of fixed assets, $2,000 for a security deposit, contributions and $19,751 for expenses for the Company. These amounts were recorded as due to shareholders. No interest expense was accrued or paid on the advances from the shareholders for the three and six months ended June 30, 2019.

During the six months ended June 30, 2020, the shareholders advanced $173,205, paid $3,021 for prepaid expenses and paid $34,786 of expenses for the Company for general operating expenses. As of June 30, 2020, $3,493 of interest has been accrued on the advances and included in due to shareholders. Interest expense of $1,548 and $3,493 for the three and six months ended June 30, 2020 is included in interest expense on the condensed statements of operations. The interest expense was recorded at rates of 1.3% to 2.8%. As of June 30, 2020, there was a balance due to shareholders of $497,915, including $3,493 of accrued interest.

On April 1, 2020, the Company and the shareholders entered into a revolving credit promissory note in the amount of $355,601, and an additional $142,314 was advanced in the three months ended June 30, 2020 resulting in a balance of $497,915 as of June 30, 2020. The note balance accrues interest at the federal funds rate per annum and the total balance, including accrued interest is due in full on March 31, 2022. The note also allows for additional funds to be provided at the Company's request and such additional amounts are added to the balance due and will accrue interest as of the beginning of the month such funds are provided. Any additional amounts are due and payable with accrued interest on the due date of March 31, 2022.

NOTE 9 – RELATED PARTIES

During the three months and six months ended June 30, 2020, the Company recorded $9,429 and $13,965 of revenue, respectively from related parties, which was earned from transactions processed through the Company's software program.

During the three months and six months ended June 30, 2020, the Company paid $0 and $7,090, respectively to George Comeau, a related party, for consulting services which was recorded in legal and professional fees.

As more fully described in Note 11, the Company issued, during February 2020, a stock grant of 60,000 shares for outsourced accounting and financial reporting services being rendered by Shine Management, whose chief financial officer also serves as the chief accounting officer of the Company beginning February 2020. The shares were ultimately issued to Shine Innovations Investments, LLC, of which, Debra Hoopes, CFO, is a member. The Company is amortizing the $642 grant date fair value over the term of the service agreement. The Company amortized $276 and $368 for the three and six months ended June 30, 2020, respectively, and the expense is included in Legal and Professional services in the condensed statements of operations with an equal amount credited to additional paid in capital. During the three and six months ended June 30, 2020, the Company incurred and paid $54,349 and $64,700 respectively, for outsourced accounting services to Shine Management which was recorded in legal and professional fees. During the three and six months ended June 30, 2019, the Company incurred and paid $0 and $0 respectively, for outsourced accounting services to Shine Management.

On September 30, 2019, the Company entered into a subscription agreement with David Baker for 2,400,000 shares of common stock to be issued at par value of $0.001, for a subscription of $2,400 and calculated total fair value of $67,494. The fair value of the stock was based on management's estimate of the value of the Company using an asset approach as of September 30, 2019, less certain discounts based on the terms and nature of the common stock. On September 30, 2019, David Baker was also appointed as a director of the Company. The Company entered into an advisory agreement with David Baker, Managing Member, Mercadyne Advisors LLC (the "Advisor"), on July 10, 2019 whereby the Advisor will provide various services in preparation for a going public transaction. As compensation for these services, the Advisor received the subscription agreement discussed above. If the Company cancels the transaction or the advisory agreement, the Company agrees to pay the Advisor an exit fee of $50,000. Mr. Baker resigned from his positions as an officer and director of the Company on August 10, 2020. At that time, Mr. Baker’s employment agreement, but not his advisory agreement with the Company was terminated through his resignation. Subsequently, on August 24, 2020, the Company entered into a separate Consulting Agreement with Mr. Baker on substantially the same terms as his recently terminated employment agreement.

On September 30, 2019, the Company entered into a subscription agreement with Vadim Tarasov, the CTO of the Company, for 800,000 shares of common stock to be issued at par value of $0.001, for a subscription of $800 and calculated total fair value of $22,498. The fair value of the stock was based on management's estimate of the value of the Company using an asset approach as of September 30, 2019, less certain discounts based on the terms and nature of the common stock. The Company also established an ongoing software development arrangement with a company for which Mr. Tarasov is the chief executive officer. During the three months ended June 30, 2020 and June 30, 2019, the Company incurred and paid $45,000 and $0 respectively, for software development to such company. During the six months ended June 30, 2020 and June 30, 2019, the Company incurred and paid $90,000 and $0 respectively, for software development to such company.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – RELATED PARTIES (CONTINUED)

Executive Compensation

We presently have a contingent written employment agreement with each of our current officers to act in their specific individual capacity for a period of three years commencing on the first day of the month following the date when a minimum of $750,000 is raised in this offering. The registration statement for the offering was effective on August 7, 2020 and as of June 30, 2020, the $750,000 threshold has not been reached. Officers under these agreements are paid between $80,000 and $190,000, and these agreements are terminable only for willful misconduct. Prior to meeting this minimum amount of funding, these agreements do not become effective and there is no binding obligation on the Company or Executive Employee. Our Board of Directors (the “Board”) has, in addition, agreed to compensate our non-officer Board member for their services following this financing, if successful. Non-officer directors are expected to be paid $10,000 per month for attendance at the nine (9) planned Board meetings during the year (a total of $120,000), 50% in cash and 50% in common stock valued at the date of the grant. Further compensation methods are being developed for approval and implementation by our Board and may be implemented once funding is obtained. No directors fees have been incurred as of June 30, 2020.

NOTE 10 – SHORT-TERM DEBT, NET

On October 29, 2018, the Company entered into an asset purchase and sale agreement with a third-party for the purchase of software assets. The total purchase price for the software assets was $380,000, which consisted of an initial deposit and monthly installments. As of September 30, 2019, the Company has paid a total of $325,000, and the remaining $55,000 was paid by November 15, 2019. On the date of acquisition, the Company recorded the short-term debt at its present value and recorded a discount on the debt of $14,073. The related software assets were recorded at $365,927.

The short term debt was paid in full and the balance as of December 31, 2019 was $0, and during the three and six months ended June 30, 2019, amortization of the debt discount amounted to $3,503 and $7,511, respectively, and was recorded as interest expense.

NOTE 11 – SHAREHOLDERS’ EQUITY

Authorized shares

The Company is authorized to issue 90,000,000 shares of common stock at par value of $0.001 and 10,000,000 shares of preferred stock at par value of $0.001.

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 10 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Common stock issued

On September 30, 2019, the Company entered into and executed a merger with Pelican Delivers, Inc. (WASHINGTON), a Washington corporation. In exchange for the Pelican Delivers, Inc. (WASHINGTON) shares surrendered by its shareholders, Pelican Delivers, Inc. (NEVADA) issued and transferred to them an aggregate of 9,600,000 shares of restricted Pelican Delivers Inc. (NEVADA) common stock at a par value of $0.001. This share exchange was recorded on the Merger Date.

On September 30, 2019, the Company entered into three separate subscription agreements for services rendered to issue a total of 4,000,000 shares of common stock, for a subscription amount of $4,000. Two of the subscription agreements were with related parties (see Note 10). The Company valued the shares issued based on the provisions of ASC 718, and management’s estimate of the value of the Company using an asset approach as of September 30, 2019, less certain discounts based on the terms and nature of the common stock. As of December 31, 2019, the stock subscriptions were paid and the 4,000,000 shares were issued.

On February 25, 2020, the Company issued a stock grant of 60,000 shares to an affiliate of Shine Management for services to be rendered through September 30, 2020. The stock was issued to Shine Innovations Investments, LLC, of which our CFO is a member. The Company valued the shares issued based on the provisions of ASC 718, and management’s estimate of the value of the Company using an asset approach as of February 25, 2020, less certain discounts based on the terms and nature of the common stock. The estimated fair value of the shares was $642 and the Company is recording the expense in legal and professional fees over the 7 month vesting period.

Stock Options

On October 1, 2019, the Company issued 150,000 stock option awards for services rendered. These options had an exercise price of $0.10 and vested immediately upon issue and were expensed in full in 2019 on the issue date. Stock options outstanding at June 30, 2020 and 2019 were 150,000 and 0, respectively. No other stock options were granted during the six months ending June 30, 2020 and 2019.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - LEASES

The Company has an operating lease for the corporate office. The term of the lease agreement is for a period of 24 months, commencing on March 1, 2019 and terminating on February 28, 2021, which includes an option to extend the lease for two years. The lease contains fixed base rent payments over the term of the lease and additional rent payments for operating costs that are estimated and adjusted for each year of the lease. The Company's analysis of the right-of-use asset and the lease liability assumed that the Company would not extend its lease and excluded the additional rent payments as they were determined to be variable payments and were therefore recorded as lease costs when incurred.

The components of lease expense recorded as rent expense in the condensed statements of operations are as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Operating lease cost	$6,873	$6,873	$13,746	9,164

Supplemental cash flow information related to the lease is as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Successor)	(Predecessor)
Right-of-use asset obtained in exchange for lease liability:
Operating leases	$—	$30,607
Cash paid for amounts included in the measurement of operating lease liability:	$13,746	$9,164

Supplemental balance sheet information related to the lease is as follows:

As of June 30, 2020
(Successor)
Operating Leases
Operating lease right-of-use asset	$11,456
Operating lease liability - current portion	$11,456
Operating lease liability - net of current portion	—
Total operating lease liability	$11,456
Remaining lease term
Operating leases	8 months
Discount rate
Operating leases	8.50%

Maturities of the operating lease liability were as follows for the twelve months ending:

December 31, 2020 (remaining six months)	$8,867
December 31, 2021	2,956
Total future lease payments	11,823
Less: imputed interest	(367)
Total operating lease maturities	11,456
Less current portion of operating lease liability	(11,456)
Total long-term portion of operating lease liability	$-

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, and 2019, the Company continues to provide a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Pelican Delivers, Inc. is a Nevada Corporation (formally incorporated in Washington State) that owns and operates an online, web-enabled, mobile application cannabis delivery system. The delivery process which underlies our business model has been patented with the US Patent and Trademark Office under US patent number 10,255,578: “System and Methods for Network-Implemented Cannabis Delivery.” Additionally, the web application software that implements this delivery process has been developed and is currently being operated and utilized in the Seattle, Washington metropolitan and surrounding areas.

Our patented mobile delivery service, in general, provides a means for consumers to shop numerous independent cannabis dispensaries in their area, and then arrange for an independent delivery driver to pick-up and transport their product purchases to their home. In the process, there are three principal parties involved other than us (as the facilitator). First, there are the Dispensaries, or sellers of cannabis products. Second, there are the Delivery Drivers, or transporters of the requested cannabis products. Finally, there are the customers, or purchasers of the desired cannabis products. Ultimately, we put these individuals and entities together in a manner that enables a sales transaction by navigating and simplifying the legal and logistical issues that currently exist in the state by state cannabis marketplace.

Accordingly, we provide the network and architecture that allows cannabis transactions to be administered and facilitated in the most expedient manner possible under current state law, and, in the process, create a functional mass marketplace where none previously existed.

David Comeau is our Co-founder, Board Chairman, President, principal executive officer, and Chief Executive Officer (CEO), as well as the original designer/inventor of our patented process. Tina Comeau is Dave’s spouse and our Co-founder as well as our Secretary, Treasurer, and Director. Debra R Hoopes is our principal accounting officer and CFO.

Our principal offices are located at 3100 Bucklin Hill Road, Suite 220, Silverdale, WA 98383. Our phone number is (360) 328-2297.

Plan of Operations

The core of our current plan of operations is to grow a strong base of subscribing cannabis consumers and selling Dispensaries by expanding location by location beginning, as we have, in the Seattle metropolitan area. We believe that the shortest route to achieving this objective is to offer a stable and reliable mobile service application combined with a well-crafted marketing campaign. It would be neither productive nor prudent to have an inadequate number of Drivers or Dispensaries to deliver product on time to a growing and active Customer base, or in the opposite extreme, to have Drivers and Dispensaries experience little or no traffic following their enrollment to the Company’s service. Thus, we plan to carefully ramp up our marketing efforts in a coordinated fashion by geographical location while continuing to work on the look and operation of our online and mobile platforms.

In implementing this plan, we have begun our operations and have added both related and unrelated dispensaries to our site in the State of Washington; however, recently administrators at the State of Washington Liquor/Cannabis Control Board issued violation notices to all these enrolled dispensaries informing them that the delivery of cannabis which is conditioned upon or done in connection with the provision or receipt of financial consideration is prohibited under Washington State Law, and thus that the use of our delivery service is a violation of their license. As a result, all unrelated dispensaries in the state of Washington have discontinued the use of our delivery services. While some of these dispensaries have continued the use of our pickup service, the impact on our operations and growth in the state of Washington has been immediate and severe. All of our historical operations have been conducted in the state of Washington and thus this decision has been a major setback to our business plan.

Our plan to combat this problematic issue is three-fold:

1.	Dispensaries related to us have and are presently in the process of administratively appealing this decision. In the event of their success or failure on this administrative appeal, we expect the matter to end up in the court system within the state of Washington where it will ultimately be decided.

2.	We have instituted lobbying efforts to clarify the law to allow payment for delivery services within the state of Washington which if successful will override this administrative decision.

3.	Our plan is to quickly begin operations in other states which have not issued any such restricted administrative ruling, most importantly California, which is currently set to begin operations within the next 30 days.

Consistent with this plan, we have sought to engage existing dispensaries outside of Washington State in a select end-user license agreements in which we provide such dispensaries with an exclusive license agreement for the delivery of their cannabis and other products through our system, within a limited area, for a limited time period. Such agreements will require contracting dispensaries to activate a minimum number of active locations within the exclusive coverage area within a short period of time following activation of the agreement. Other terms of such agreements may be negotiated based on location and size of the dispensaries, including special end user rates for our products and services. Currently, we have only one such end user agreement. This agreement was signed with a group of dispensaries operating in Los Angeles, California, and Las Vegas, Nevada.

It should be noted however, that this administrative decision has already had a significant impact on our growth and operations and would continue to do so in the event that the appealing dispensaries are not successful in this appeal or the subsequent court action which will likely follow. As a result, our business in the state of Washington may be severely restricted and negatively impacted in the future, or even entirely cease to exist. Additionally, if this administrative position is followed by other states, our entire business plan related to our future growth and advancement as a cannabis delivery service could be substantially and severely impacted or even fail.

As noted in our previous notice filing on form 8K, our former Executive Director and member of the Board, Mr. David Baker, resigned from his positions as an officer and director of the Company on August 10, 2020. At that time, Mr. Baker’s employment agreement, but not his advisory agreement with the Company, was terminated through his resignation. Subsequently, on August 24, 2020, the Company entered into a separate Consulting Agreement with Mr. Baker on substantially the same terms as his recently terminated employment agreement. A copy of this Consulting Agreement is provided as exhibit 10.1, attached hereto.

Results of Operations for the three months ended June 30, 2020 and 2019

Revenue

Revenue for the three months ended June 30, 2020 was $15,501, compared to $0 for the same three-month period ended June 30, 2019. The increase was the result of the roll out of the Pelican Delivers platform.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 were $506 compared to $0 for the three months ended June 30, 2019. The increase in cost of sales was the result of the beginning of delivery services.

Operating Expenses

Operating expenses were $256,399 for the three months ended June 30, 2020 compared to $16,040 for the three months ended June 30, 2019. The increase in operating expenses in the three months ending June 30, 2020 was primarily the result of an increase in legal and professional fees, advertising and marketing, software expenses, amortization of intangible assets, and compensation as the result of the roll out of services.

Net Loss

The net loss for the three months ended June 30, 2020 was $242,952 as compared to a net loss of $19,543 for the same three-month period in 2019. The primary reason for the increase in net loss was the result of our increased operating expenses.

Results of Operations for the six months ended June 30, 2020 and 2019

Revenue

Revenue for the six months ended June 30, 2020 was $31,738, compared to $0 for the same six-month period ended June 30, 2019. The increase was the result of roll out of the Pelican Delivers platform.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2020 were $1,252 compared to $0 for the six months ended June 30, 2019. The increase in cost of sales was the result of the beginning of delivery services.

Operating Expenses

Operating expenses were $509,618 for the six months ended June 30, 2020 compared to $21,250 for the six months ended June 30, 2019. The increase in operating expenses in the three months ending June 30, 2020 was primarily the result of an increase in legal and professional fees, advertising and marketing, software expenses, amortization of intangible asset, and compensation as the result of the roll out of services.

Net Loss

The net loss for the six months ended June 30, 2020 was $482,625 as compared to a net loss of $28,761 for the same six-month period in 2019. The primary reason for the increase in net loss was the result of our increased operating expenses.

Liquidity and Capital Resources

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	(208,433)	(1,293)
Investing activities	—	—
Financing activities	173,205	1,500

As of June 30, 2020, we had cash of $16,742, prepaid expenses and other current assets of $9,476 for total current assets of $26,218. Our total current liabilities as of June 30, 2020 were $196,303. We had a working capital deficit of $170,085 as of June 30, 2020.

Operating activities used a net $208,433 in cash during the six months ended June 30, 2020. Financing activities provided $173,205 during the six months ended June 30, 2020 and consisted of shareholder cash capital contributions.

To date our operations have been supported completely through short-term loans and investments from the separate business operations of our founders and major shareholders, Dave and Tina Comeau (the “Lenders”). These loans and investments are expected to continue until we are able to generate profits from operations sufficient to sustain our business and growth. On April 1, 2020, the Company and the Lenders entered into a revolving credit promissory note in the amount of $355,601, an additional $142,314 was contributed in the three months ended June 30, 2020 resulting in a balance of $497,915. The note balance accrues interested as the federal funds rate per annum and the total balance, including accrued interest is due in full on March 31, 2022. The note also allows for additional funds to be provided at the Company's request and such additional amounts are added to the balance due and will accrue interest as of the beginning of the month such funds are provided. Any additional amounts are due and payable with accrued interest on the due date of March 31, 2022. However, it should be noted that these short-term loans are strictly voluntary on the part of the Lenders and may be terminated by them at any time. There can thus be no assurance that the Lenders will personally continue to support our operations and business efforts in the future.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through an equity financing registered under the Securities Act of 1934, which we expect will be insufficient to fund expenditures or other cash requirements over the coming year. In the event such financing fails we may seek additional financing in other forms including a private equity or debt offering, or alternatively in the form of a merger and/or other arrangements related to combining with other related companies or a going private transaction. There can be no assurance that we will be successful in raising any of this funding or in entering into any of these sorts of arrangements. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses to date, expect to incur further losses in the development of our business, and have been dependent largely on funding operations through the outside business operations of our founders, Dave and Tina Comeau. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities as well as the commencement of business operations and sale of product and services. However, no assurance can be given at this time that we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, and concluded that such disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audits of our financial statements as of December 31, 2019 (Successor) and for the periods from August 23, 2019 to December 31, 2019 (Successor) and January 1, 2019 to August 22, 2019 (Predecessor), and as of December 31, 2018 (Predecessor) and for the period from September 4, 2018 (Inception) to December 31, 2018 (Predecessor), we identified material weaknesses in our internal control over financial reporting resulting from a lack of sufficient qualified personnel. The material weaknesses related to (i) a lack of a system in place to review invoices, contracts, and agreements to determine the appropriate accounting treatment, (ii) lack of proper tracking and accounting for payments made by shareholders and their affiliates on behalf of the Company on a timely basis, and (iii) lack of independent review of operational transactions and segregation of duties. During the first and second quarter of 2020, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting. We engaged an outsourced management services organization to provide an acting CFO and full scope accounting support and established more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries.

Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal over financial reporting until after the filing of our annual report on Form 10-K for the year ended December 31, 2020.

Our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at June 30, 2020, and the consolidated results of operations and cash flows for the six months period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Changes to Internal Control over Financial Reporting

We expect to continue to make changes in our internal control over financial reporting in connection with our compliance efforts with respect to the Sarbanes-Oxley Act of 2002. As such, we will continue to assess the adequacy of our internal control over financial reporting, remediate any further control weaknesses that may be identified, validate through testing that controls are functioning as designed and implement a continuous reporting and improvement process for internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the three months ended June 30, 2020, we issued 60,000 shares of our common stock to Shine Management Inc. Prior to this period we issued the following shares of common stock which were not previously reported.

  David Comeau received 4,800,000 shares of our common stock as a result of our merger with the Washington Corporation, Pelican Delivers, Inc., and the transfer of his patent rights in “A System and Methods for Network-Implemented Cannabis Delivery” (Patent 10,255,578).
  Tina Comeau received 4,800,000 shares of our common stock as a result of our merger with the Washington Corporation, Pelican Delivers, Inc., and the transfer of her patent rights in “A System and Methods for Network-Implemented Cannabis Delivery” (Patent 10,255,578).
  Our consultant and former Executive Director, Mr. David Baker purchased 2,400,000 shares of our common stock at par value.
  Our CTO, Mr. Vadim Tarasov and Mr. Byron Kwok, each purchased 800,000 shares of our common stock in a private sale for par value.

Shine Management Inc. a company related to our CFO, Ms. Debra R. Hoopes, entered into a stock grant arrangement for 60,000 shares of our common stock through a Master Services Agreement dated February 25, 2020 in exchange for a discounted rate for services through September 30, 2020. The shares were issued on April 26, 2020 within the reporting period.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to their issuance, a portion of the shares held by David Baker, Vadim Tarasov and Byron Kwok were registered for resale in an S1 registration filing made by the Company under the Securities Act of 1933. These registered shares were as follows:

Name	Position	Number of shares
David Baker	Consultant	540,000
Vadim Tarasov	Consultant/CTO	180,000
Byron Kwok	Consultant	180,000

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Consulting Agreement with David N. Baker
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pelican Delivers, Inc.

Date:	September 10, 2020

By:	/s/ David Comeau
David Comeau
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Debra R. Hoopes
Debra R. Hoopes
Chief Financial Officer and Director
(Principal Financial Officer

