Form 10-Q
period 2020-09-30
Pelican Delivers, Inc.
filed 2020-11-16
CIK 1802830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,730,500 as of November 16, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019;
F-2	Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);
F-3	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited);
F-4	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited); and
F-5	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED BALANCE SHEETS

AS OF

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,285	$51,970
Accounts receivable	—	474
Subscription receivable	6,000	—
Prepaid expenses	6,148	—
TOTAL CURRENT ASSETS	28,433	52,444
FIXED ASSETS, NET	5,145	8,061

OTHER ASSETS
Intangible assets, net	524,792	625,284
Operating lease right-of-use asset	7,235	19,549
Security deposit	2,000	2,000
TOTAL OTHER ASSETS	534,027	646,833
TOTAL ASSETS	$567,605	$707,338
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$219,174	$12,675
Operating lease liability – current portion	7,235	16,624
TOTAL CURRENT LIABILITIES	226,409	29,299
LONG-TERM LIABILITIES
Operating lease liability – net of current portion	—	2,925
Due to shareholders	643,362	283,410
TOTAL LIABILITIES	869,771	315,634

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock ($0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019)	—	—
Common stock ($0.001 par value; 90,000,000 shares authorized; 13,673,000 shares issued and outstanding at September 30, 2020 and 13,600,000 shares issued and outstanding at December 31, 2019)	13,673	13,600
Additional paid-in capital	903,189	889,618
Accumulated deficit	(1,219,028)	(511,515)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(302,166)	391,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$567,605	$707,338

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2020	For the nine Months Ended September 30, 2020	August 23, 2019 – September 30, 2019	July 1 2019 - August 22, 2019	January 1, 2019 – August 22, 2019
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
REVENUE
Revenue	$7,523	$25,297	$1,000	$—	$—
Revenue – related parties	10,773	24,738	189	—	—
Total revenue	18,296	50,035	1,189	—	—
Cost of revenue	170	1,422	—	—	—
GROSS PROFIT	18,126	48,613	1,189	—	—

OPERATING EXPENSES:
Compensation	40,082	116,522	—	—	—
Advertising and marketing	6,989	40,486	12,160	1,542	6,156
Amortization expense	33,497	100,492	11,400	—	—
Bank service charges	334	2,148	187	86	192
Depreciation expense	555	1,218	76	247	453
Dues and subscriptions	—	—	183	49	112
Legal and professional services	81,068	188,224	22,563	6,700	11,700
Legal and professional services - related party	22,728	94,886	—	—	—
Merchant bank fees	4,321	7,992	1,227	(666)	129
Office expense	8,870	28,347	459	817	1,385
Organization cost	—	—	825	—	—
Rent expense	6,873	20,619	2,291	4,582	13,746
Software expense	1,500	2,620	—	11,000	11,000
Software expense - related party	30,300	120,300	25,000	—	—
Stock-based compensation	—	—	108,941	—	—
Travel expense	1,970	23,611	5,987	3,217	3,217
Utilities	273	455	425	—	—
Other	1,646	2,705	—	—	734
Total operating expenses	241,006	750,625	191,724	27,574	48,824
LOSS FROM OPERATIONS	(222,880)	(702,012)	(190,535)	(27,574)	(48,824)

OTHER EXPENSE
Interest expense	2,008	5,501	526	1,537	9,048
Total other expense	2,008	5,501	526	1,537	9,048
LOSS BEFORE INCOME TAXES	(224,888)	(707,513)	(191,061)	(29,111)	(57,872)
INCOME TAXES	—	—	—	—	—
NET LOSS	$(224,888)	$(707,513)	$(191,061)	$(29,111)	(57,872)
NET LOSS PER COMMON SHARE	$(0.016)	$(0.052)	$(0.020)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,660,402	13,648,091	9,600,000

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2020 (Successor), the period August 23, 2019 to September 30, 2019 (Successor) and for the period January 1, 2019 to August 22, 2019 (Predecessor)

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Par Value	Capital	Deficit	(Deficit)
PREDECESSOR
Balances as of January 1, 2019	—	$—	$1,305	$(6,148)	$(4,843)
Capital contributions from shareholders	—	—	1,500	—	1,500
Net loss	—	—	—	(9,218)	(9,218)
Balances as of March 31, 2019	—	$—	$2,805	$(15,366)	$(12,561)
Net loss	—	—	—	(19,543)	(19,543)
Balances as of June 30, 2019	—	$—	$2,805	$(34,909)	$(32,104)
Capital contributions from shareholders	—	—	8,500	—	8,500
Common share stock issued for settlement of shareholders’ debt and acquisition of patent rights	96	—	664,172	—	664,172
Net loss	—	—	—	(29,111)	(29,111)
Balances as of August 22, 2019	96	$—	$675,477	$(64,020)	$611,457
SUCCESSOR
Balances as of August 23, 2019	—	$—	$—	$—	$—
Common stock exchanged for PDI (WA) shares	9,600,000	9,600	665,877	(64,020)	611,457
Common stock issued for stock subscriptions receivable and stock-based compensation	4,000,000	4,000	108,941	—	112,941
Capital contributions from shareholders	—	—	110,565	—	110,565
Net loss	—	—	—	(191,061)	(191,061)
Balances as September 30, 2019	13,600,000	$13,600	$885,383	$(255,081)	$643,902
SUCCESSOR
Balances as of January 1, 2020	13,600,000	$13,600	$889,618	$(511,515)	$391,703
Common shares issued for services	60,000	60	32	—	92
Net loss	—	—	—	(239,673)	(239,673)
Balance as of March 31, 2020	13,660,000	$13,660	$889,650	$(751,188)	$152,122
Common shares issued for services	—	—	276	—	276
Net loss	—	—	—	(242,952)	(242,952)
Balances as of June 30, 2020	13,660,000	$13,660	$889,926	$(994,140)	$(90,554)
Common stock issued for stock subscription receivable	6,000	6	5,994	—	6,000
Common stock issued	7,000	7	6,993		7,000
Common stock issued for services	—	—	276	—	276
Net loss	—	—	—	(224,888)	(224,888)
Balances as September 30, 2020	13,673,000	$13,673	$903,189	$1,219,028	$302,166

The accompanying notes to financial statements are an integral part of these statements.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2020	August 23, 2019 – September 30, 2019	January 1, 2019 – August 22, 2019
	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707,513)	$(191,061)	$(57,872)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense - intangible assets	100,492	11,400	—
Amortization of right-of-use asset	12,314	1,260	5,963
Depreciation expense	1,218	76	453
Amortization of debt discount	—	526	9,048
Stock-based compensation	—	108,941	—
Common shares issued for services	644	—	—
Expenses paid by shareholders	40,353	42,743	33,894
Write-off of fixed assets	1,696	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,126)	7,562	4,200
Accounts receivable	474	—	—
Accounts payable and accrued expenses	206,499	15,887	—
Due to shareholders accrued interest	5,501	—	—
Operating lease liabilities	(12,314)	(1,260)	(5,963)
Net cash used in operating activities	(353,762)	(3,926)	(10,277)
CASH FLOWS FROM INVESTING ACTIVITY
Cash from merger with PDI (WA)	—	605	—
Net cash provided by investing activities	—	605	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder advances	311,077	—	—
Shareholder capital contributions	—	30,963	10,000
Proceeds from sale of common stock	7,000	—	—
Payments on short term loans	—	—	—
Net cash provided by financing activities	318,077	30,963	10,000
NET INCREASE (DECREASE) IN CASH	(35,685)	27,642	(277)
Cash - beginning of period	51,970	—	882
Cash - end of period	$16,285	$27,642	605
Non-cash transactions:
Prepaid expenses paid by shareholders	$3,021	$4,500	$—
Acquisition of fixed assets paid by shareholders	$—	$	$9,098
Acquisition of patent rights through capital contributions	—	$7,360	$17,660
Software development paid by shareholders	$—	$—	223,200
Software development through use of deposit	$—	$—	$55,800
Refundable security deposit paid by shareholders	$—	$—	$2,000
Short-term debt paid by shareholders	$—	$—	$200,000
Expenses prepaid by shareholders	$—	$—	$20,000
Settlement of shareholders’ debt through share issuance	$—	$25,000	$646,512
Subscription receivable for common stock	$6,000	4,000	—
Right-of-use asset addition under ASC 842	$—	$—	$30,607
Operating lease liability assumed under ASC 842	$—	$—	$30,607

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company has incurred losses since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain its operations. In addition, the State of Washington Liquor/Cannabis Control Board recently issued violation notices to cannabis dispensaries informing them that the delivery of cannabis for financial consideration is prohibited under Washington State Law, and the use of the Company’s delivery service is a violation of their license. As a result, all unrelated dispensaries in the state of Washington have discontinued the use of the Company’s delivery service. Management plans to address this issue by having the Company’s related dispensaries file an administrative appeal of the prohibition, increasing lobbying efforts to clarify the law to allow for payment for delivery services within Washington State, and to quickly begin operations in other states which do not have a prohibition on paid cannabis delivery services. If this administrative position is followed by other states, the Company’s entire business plan related to its future growth and advancement as a cannabis delivery service could be substantially and severely impacted or even fail. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary debt or equity financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. However, no assurance can be given at this time that we will be able to achieve these objectives. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and a public capital raise. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements of the Company as of and for the three and nine months ended September 30, 2020 and for the period from August 23, 2019 to September 30, 2019 ("Successor Period") are labeled as "Successor." Prior to the merger, the financial statements of Pelican Delivers, Inc. (WASHINGTON) for the period from January 1, 2019 to August 22, 2019 ("2019 Predecessor Period") and July 1, 2019 to August 22, 2019 (“Third Quarter 2019 Predecessor Period”) are labeled as "Predecessor."

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

Fair value of financial instruments

The carrying amounts reported in the balance sheets for cash and prepaid expenses, accounts payable and short-term debt approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2020.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the nine months ended September 30, 2020 and 2019, the Company did not impair any long-lived assets.

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

The Company also capitalizes the costs of purchased and internally developed patents. Capitalized patent costs are amortized on a straight-line basis over the shorter of the remaining patent term or useful life of the patent which has been estimated to be five years. Costs of patents included on the condensed balance sheet at September 30, 2020 and December 31, 2019 represent legal costs. If a patent application is denied, the costs will be expensed. Costs that do not meet capitalization criteria are expensed as incurred.

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

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05 (the "Subtopic"). The Subtopic clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and certain recognition thresholds must be met before a tax position is recognized. An entity may only recognize or continue to recognize tax positions that meet a “more likely-than-not” threshold. As of September 30, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense.

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

Basic net earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period including common shares to be issued to service providers that were vested as of the balance sheet date and not subject to forfeiture based on performance or other conditions. Diluted net earnings per share is computed by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three and nine months ended September 30, 2020, the Company had 150,000 (weighted average) of stock options, which were not included in the earnings per share calculation because they were anti-dilutive.

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

NOTE 5 – MERGER AND RELATED MATTERS

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

The Company recorded the acquisition of the net assets of Pelican Delivers, Inc. (WASHINGTON) at their carrying amounts on the Merger Date. The following table summarizes the final assets acquired and liabilities assumed that were recorded:

August 23, 2019

Cash	$605
Prepaid expenses	15,800
Fixed assets, net	9,377
Intangible assets	662,587
Operating lease right-of-use asset	24,644
Security deposit	2,000
Total assets acquired	$715,013

Operating lease liability - current portion	$15,992
Short-term debt, net of discount	78,912
Operating lease liability - net of current portion	8,652
Total liabilities assumed	103,556
Net assets acquired	$611,457

The following table presents the unaudited pro forma information for the three and nine months ended September 30, 2019, which combines the activity for the 2019 Predecessor Period and the Third Quarter 2019 Predecessor Period with the Successor Period as though the companies were a single entity. No pro forma adjustments were necessary in the below table.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)
Total Revenue	$1,189	$1,189
Net Loss	$(220,172)	$(248,933)

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - REVENUE

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Monthly membership revenue – Monthly fee paid by dispensaries for access to, and placement of their products on, the Company's interactive website and mobile application.

Order fee revenue – Delivery fee and related fees include fees for delivery, the sales transaction fee and transaction processing fees.

The following tables present the Company’s revenues disaggregated by revenue source.

	For the Three Months Ended September 30, 2020	For the nine Months Ended September 30, 2020	August 23, 2019 - September 30, 2019	July 1, 2019 – August 22, 2019	January 1, 2019 – August 22, 2019
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
REVENUE
Monthly membership revenue	$—	$11,971	$—	—	—
Order fee revenue	7,523	13,326	—	—	—
Monthly membership revenue – related party	3,960	9,930	1,000	—	—
Order fee revenue - related parties	6,813	14,808	189	—	—
Total revenue	$18,296	$50,035	$1,189	—	—

Contract Balances

The Company’s contract assets for performance obligations satisfied prior to payment or contract liabilities for consideration collected prior to satisfying the performance obligations are not material.

Note 7 – PROPERTY AND EQUIPMENT

Fixed assets as of September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020 (unaudited)	December 31, 2019
Computer equipment	$3,737	$3,738
Furniture and fixtures	1,818	3,514
Office equipment	2,579	2,579
Accumulated depreciation	(2,989)	(1,770)
Total	$5,145	$8,061

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2020 and December 31, 2019, are summarized as follows:

	Useful lives (in years)	September 30, 2020 (unaudited)	December 31, 2019
Amortizable intangible assets:
Software assets	5	$644,927	$644,927
Patent	5	25,020	25,020
Amortizable intangible assets		669,947	669,947
Less accumulated amortization		(145,155)	(44,663)
Total intangible assets, net		$524,792	$625,284

Estimated amortization expense for each of the next five years is as follows:

Years ended December 31,
2020 – remaining three months	$33,498
2021	133,989
2022	133,989
2023	133,989
2024	89,327
Total	$524,792

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

NOTE 9 – DUE TO SHAREHOLDERS

The Company has not yet established firm arrangements for financing and to date has been financed by the shareholders. The shareholders, or companies they control, have paid for various expenses and liabilities of the Company and all amounts have been recorded as due to shareholders.

During the 2019 Predecessor Period, the shareholders paid $200,000 toward the settlement of short-term debt of the Company, $223,200 for software development, $9,098 for the acquisition of fixed assets, $2,000 for a security deposit, $20,000 for prepaid expenses and $33,894 for expenses for the Company. On September 20, 2019, Pelican Delivers, Inc. (WASHINGTON) entered into an agreement with the shareholders in which Pelican Delivers, Inc. (WASHINGTON) would issue a total of 96 shares to the shareholders in satisfaction of the amounts owed to them, totaling $646,512, as well as for the shareholders' rights to a patent with costs of $17,660 (the “Settlement Agreement”). This transaction was recorded as of August 22, 2019, immediately before the Merger Date.

During the Successor Period from August 22, 2019 to September 30, 2019, the shareholders also paid $25,000 toward the settlement of short-term debt of the Company, $7,360 for patent costs, $4,500 for prepaid expenses, $42,743 for expenses for the Company and advances to the Company $30,962. These amounts totaled $110,565 and were accounted for as capital contributions in the Successor Period pursuant to the September 20, 2019 Settlement Agreement described above.

During the nine months ended September 30, 2020, the shareholders advanced $311,077, paid $3,021 for prepaid expenses and paid $40,348 of expenses for the Company for general operating expenses. As of September 30, 2020, $5,501 of interest has been accrued on the advances and included in due to shareholders. Interest expense of $2,008 and $3,493 for the three and nine months ended September 30, 2020 is included in interest expense on the condensed statements of operations. The interest expense was recorded at rates of 1.3% to 2.8%. As of September 30, 2020, there was a balance due to shareholders of $643,362, including $5,501 of accrued interest.

On April 1, 2020, the Company and the shareholders entered into a revolving credit promissory note in the amount of $355,601. The note balance accrues interest at the federal funds rate per annum and the total balance, including accrued interest is due in full on March 31, 2022. The note also allows for additional funds to be provided at the Company's request and such additional amounts are added to the balance due and will accrue interest as of the beginning of the month such funds are provided. Any additional amounts are due and payable with accrued interest on the due date of March 31, 2022. As of September 30, 2020, the balance due is $643,362, resulting from an additional $282,260 provided by the shareholders and accrued interest of $5,501.

NOTE 10 – RELATED PARTIES

During the Successor Period ended September 30, 2019, the Company recorded $1,189 of revenue from related parties, which was earned from transactions processed through the Company's software program.

During the three months and nine months ended September 30, 2020, the Company recorded $10,773 and $24,738 of revenue, respectively from related parties, which was earned from transactions processed through the Company's software program.

During the three months and nine months ended September 30, 2020, the Company paid $0 and $7,090, respectively to George Comeau, a related party, for consulting services which was recorded in legal and professional fees.

As more fully described in Note 11, the Company issued, during February 2020, a stock grant of 60,000 shares for outsourced accounting and financial reporting services being rendered by Shine Management, whose chief financial officer also serves as the chief accounting officer of the Company beginning February 2020. The shares were ultimately issued to Shine Innovations Investments, LLC, of which, Debra Hoopes, CFO, is a member. The Company is amortizing the $642 grant date fair value over the term of the service agreement. The Company amortized $276 and $642 for the three and nine months ended September 30, 2020, respectively, and the expense is included in Legal and Professional services in the condensed statements of operations with an equal amount credited to additional paid in capital. During the three and nine months ended September 30, 2020, the Company incurred $23,004 and $95,162 respectively, for outsourced accounting services to Shine Management which was recorded in legal and professional fees.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – RELATED PARTIES (CONTINUED)

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

On September 30, 2019, the Company entered into a subscription agreement with Vadim Tarasov, the CTO of the Company, for 800,000 shares of common stock to be issued at par value of $0.001, for a subscription of $800 and calculated total fair value of $22,498. The fair value of the stock was based on management's estimate of the value of the Company using an asset approach as of September 30, 2019, less certain discounts based on the terms and nature of the common stock. The Company also established an ongoing software development arrangement with a company for which Mr. Tarasov is the chief executive officer. During the three months ended September 30, 2020 and the Successor Period, the Company incurred and paid $30,300 and $25,000 respectively, for software development to such company. During the nine months ended September 30, 2020, the Company incurred and paid $120,300 for software development to such company. During the Third Quarter 2019 Predecessor Period and the 2019 Predecessor Period, the Company incurred and paid $0.

Executive Compensation

We presently have a contingent written employment agreement with each of our current officers to act in their specific individual capacity for a period of three years commencing on the first day of the month following the date when a minimum of $750,000 is raised in this offering. The registration statement for the offering was effective on August 7, 2020 and as of September 30, 2020, the $750,000 threshold has not been reached. Officers under these agreements are paid between $80,000 and $190,000, and these agreements are terminable only for willful misconduct. Prior to meeting this minimum amount of funding, these agreements do not become effective and there is no binding obligation on the Company or Executive Employee. Our Board of Directors (the “Board”) has, in addition, agreed to compensate our non-officer Board member for their services following this financing, if successful. Non-officer directors are expected to be paid $10,000 per month for attendance at the nine (9) planned Board meetings during the year (a total of $120,000), 50% in cash and 50% in common stock valued at the date of the grant. Further compensation methods are being developed for approval and implementation by our Board and may be implemented once funding is obtained. No directors fees have been incurred as of September 30, 2020.

NOTE 11 – SHORT-TERM DEBT, NET

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

The short term debt was paid in full and the balance as of December 31, 2019 was $0. During the Successor Period, amortization of the debt discount amounted to $526. During the period Third Quarter 2019 Predecessor Period amortization of debt discount amounted to $1,537. During the 2019 Predecessor Period amortization of debt discount amounted to $9,048. These amounts were recorded as interest expense.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – SHAREHOLDERS’ EQUITY

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

Common stock issued

On September 30, 2019, the Company entered and executed a merger with Pelican Delivers, Inc. (WASHINGTON), a Washington corporation. In exchange for the Pelican Delivers, Inc. (WASHINGTON) shares surrendered by its shareholders, Pelican Delivers, Inc. (NEVADA) issued and transferred to them an aggregate of 9,600,000 shares of restricted Pelican Delivers Inc. (NEVADA) common stock at a par value of $0.001. This share exchange was recorded on the Merger Date.

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

During the nine months ended September 30, 2020 13,000 shares were issued pursuant to subscription agreements for a total of $13,000. As of September 30, 2020, $6,000 remains outstanding and is recorded as subscriptions receivable.

Stock Options

On October 1, 2019, the Company issued 150,000 stock option awards for services rendered. These options had an exercise price of $0.10 and vested immediately upon issue and were expensed in full in 2019 on the issue date. Stock options outstanding at September 30, 2020 and December 31, 2019 were 150,000 and 0, respectively. No other stock options were granted during the nine months ending September 30, 2020 and 2019.

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - LEASES

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

The components of lease expense recorded as rent expense in the condensed statements of operations are as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	August 23, 2019 – September 30, 2019	June 30, 2019 – August 22, 2019	January 1, 2019 – August 22, 2019
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating lease cost	$6,873	$20,619	$2,291	$4,582	$13, 746

Supplemental cash flow information related to the lease is as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
	(Successor)	(Predecessor)
Right-of-use asset obtained in exchange for lease liability:
Operating leases	$—	$30,607
Cash paid for amounts included in the measurement of operating lease liability:	$20,619	$16,037

Supplemental balance sheet information related to the lease is as follows:

As of September 30, 2020
(Successor)
Operating Leases
Operating lease right-of-use asset	$7,235
Operating lease liability - current portion	$7,235
Operating lease liability - net of current portion	—
Total operating lease liability	$7,235
Remaining lease term
Operating leases	5 months
Discount rate
Operating leases	8.50%

Maturities of the operating lease liability were as follows for the twelve months ending:

December 31, 2020 (remaining three months)	$4,434
December 31, 2021	2,956
Total future lease payments	7,390
Less: imputed interest	(155)
Total operating lease maturities	7,235
Less current portion of operating lease liability	(7,235)
Total long-term portion of operating lease liability	$-

PELICAN DELIVERS, INC.

A NEVADA CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, and 2019, the Company continues to provide a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

NOTE 15 – SUBSEQUENT EVENTS

During October 2020, 57,500 additional shares were issued pursuant to subscription agreements for $57,500.

Effective November 1, 2020, the Company entered into an agreement with Catalyst IR to provide investor relations services for one year for total fees of $60,000 and stock awards of 160,000 shares of common stock. 20,000 shares of the stock awards vested immediately and the remaining 140,000 shares vest pro rata over the 12 month term of the agreement.

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

Results of Operations for the three months ended September 30, 2020 and 2019 – Pro Forma

The financial statements of the Company as of and for the three ended September 30, 2020 and for the period from August 23, 2019 to September 30, 2019 ("Successor Period") are labeled as "Successor." Prior to the merger, the financial statements of Pelican Delivers, Inc. (WASHINGTON) for the period January 1, 2019 to August 22, 2019 ("2019 Predecessor Period") and July 1, 2019 to August 22, 2019 (“Third Quarter 2019 Predecessor Period”) are labeled as "Predecessor." We have provided pro forma amount for the three months ended September 30, 2020 and 2019 to provide comparability.

The following amounts presented are the unaudited pro forma information for the three months ended September 30, 2019, which combines the activity for the Third Quarter 2019 Predecessor Period and the Successor Period ended September 30, 2019 as though the companies were a single entity. No pro forma adjustments were necessary.

Revenue

Revenue for the three months ended September 30, 2020 was $18,296, compared to $1,189 for the same three-month period ended September 30, 2019. The increase was the result of the roll out of the Pelican Delivers platform.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 were $170 compared to $0 for the three months ended September 30, 2019. The increase in cost of sales was the result of the beginning of delivery services.

Operating Expenses

Operating expenses were $241,006 for the three months ended September 30, 2020 compared to $219,298 for the three months ended September 30, 2019. The increase in operating expenses in the three months ending September 30, 2020 was primarily the result of an increase in compensation and legal and professional fees partially offset by a decrease in stock based compensation as the result of the roll out of services.

Net Loss

The net loss for the three months ended September 30, 2020 was $224,888 as compared to a net loss of $220,172 for the same three-month period in 2019. The primary reason for the increase in net loss was the result of our increased operating expenses.

Results of Operations for the nine months ended September 30, 2020 and 2019 – Pro forma

We have provided pro forma amount for the nine months ended September 30, 2020 and 2019 to provide comparability. The following amounts presented are the unaudited pro forma information for the nine months ended September 30, 2019, which combines the activity for the 2019 Predecessor Period and the Successor Period ended September 30, 2019 as though the companies were a single entity. No pro forma adjustments were necessary.

Revenue

Revenue for the nine months ended September 30, 2020 was $50,035, compared to $1,189 for the same nine-month period ended September 30, 2019. The increase was the result of roll out of the Pelican Delivers platform.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2020 were $1,422 compared to $0 for the nine months ended September 30, 2019. The increase in cost of sales was the result of the beginning of delivery services.

Operating Expenses

Operating expenses were $750,625 for the nine months ended September 30, 2020 compared to $240,548 for the nine months ended September 30, 2019. The increase in operating expenses in the nine months ending September 30, 2020 was primarily the result of an increase in legal and professional fees, advertising and marketing, software expenses, amortization of intangible asset, and compensation, as the result of the roll out of services, partially offset by reduced stock based compensation.

Net Loss

The net loss for the nine months ended September 30, 2020 was $707,513 as compared to a net loss of $248,933 for the same nine-month period in 2019. The primary reason for the increase in net loss was the result of our increased operating expenses.

Liquidity and Capital Resources

The following amounts presented are the unaudited pro forma information for the nine months ended September 30, 2019, which combines the activity for the 2019 Predecessor Period and the Successor Period ended September 30, 2019 as though the companies were a single entity. No pro forma adjustments were necessary.

The following table shows a summary of our Pro Forma cash flows for the nine months ended September 30, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	$(353,762)	$(14,203)
Investing activities	$—	$605
Financing activities	$318,077	$40,963

As of September 30, 2020, we had cash of $16,285, prepaid expenses and other current assets of $12,148 for total current assets of $28,433. Our total current liabilities as of September 30, 2020 were $226,409. We had a working capital deficit of $197,976 as of September 30, 2020.

Operating activities used a net $353,762 in cash during the nine months ended September 30, 2020. Financing activities provided $318,077 during the nine months ended September 30, 2020 and consisted of shareholder cash capital contributions and sale of common stock.

To date our operations have been supported completely through short-term loans and investments from the separate business operations of our founders and major shareholders, Dave and Tina Comeau (the “Lenders”). These loans and investments are expected to continue until we are able to generate profits from operations sufficient to sustain our business and growth. On April 1, 2020, the Company and the Lenders entered into a revolving credit promissory note in the amount of $355,601, an additional $287,761 was contributed in the nine months ended September 30, 2020 resulting in a balance of $643,362. The note balance accrues interested as the federal funds rate per annum and the total balance, including accrued interest is due in full on March 31, 2022. The note also allows for additional funds to be provided at the Company's request and such additional amounts are added to the balance due and will accrue interest as of the beginning of the month such funds are provided. Any additional amounts are due and payable with accrued interest on the due date of March 31, 2022. However, it should be noted that these short-term loans are strictly voluntary on the part of the Lenders and may be terminated by them at any time. There can thus be no assurance that the Lenders will personally continue to support our operations and business efforts in the future.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

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

Material Weaknesses in Internal Control over Financial Reporting

In connection with the audits of our financial statements as of December 31, 2019 (Successor) and for the periods from August 23, 2019 to December 31, 2019 (Successor) and January 1, 2019 to August 22, 2019 (Predecessor), and as of December 31, 2018 (Predecessor) and for the period from September 4, 2018 (Inception) to December 31, 2018 (Predecessor), we identified material weaknesses in our internal control over financial reporting resulting from a lack of sufficient qualified personnel. The material weaknesses related to (i) a lack of a system in place to review invoices, contracts, and agreements to determine the appropriate accounting treatment, (ii) lack of proper tracking and accounting for payments made by shareholders and their affiliates on behalf of the Company on a timely basis, and (iii) lack of independent review of operational transactions and segregation of duties. During the first three quarter of 2020, we have undertaken specific remediation actions to address the material weaknesses in our financial reporting. We engaged an outsourced management services organization to provide an acting CFO and full scope accounting support and established more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries.

Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal over financial reporting until after the filing of our annual report on Form 10-K for the year ended December 31, 2020.

Our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Financial Statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, the financial position of the Company at September 30, 2020, and the consolidated results of operations and cash flows for the nine months period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

For the three months ended September 30, 2020, we issued 60,000 shares of our common stock to Shine Management Inc. Prior to this period we issued the following shares of common stock which were not previously reported.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pelican Delivers, Inc.

Date:	November 16, 2020

By:	/s/ David Comeau
David Comeau
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Debra R. Hoopes
Debra R. Hoopes
Chief Financial Officer and Director
(Principal Financial Officer

